Form 10-K
period 2007-12-31
Origen Manufactured Housing Contract Trust 2007-A
filed 2008-03-20
CIK 1395227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to

                                        Commission File Number: 333-117573-05

                       ORIGEN RESIDENTIAL SECURITIES, INC.
             (Exact name of registrant as specified in its charter)

            ORIGEN MANUFACTURED HOUSING CONTRACT TRUST, SERIES 2007-A
                                (Issuing Entity)

                       ORIGEN RESIDENTIAL SECURITIES, INC.
              (Exact name of Depositor as specified in its charter)

                             ORIGEN FINANCIAL L.L.C.
               (Exact name of Sponsor as specified in its charter)

         DELAWARE                                            20-1370314
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

27777 Franklin Road, Suite 1700
Southfield, Michigan                                            48034
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code:  (248)746-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.              Yes [ ]   No  [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer   [ ]
       Accelerated filer         [ ]
       Non-accelerated filer [X] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).      Yes [ ]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    None

                                     PART I


         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A) Item 1. Business.

         (B) Item 1A. Risk Factors.

         (C) Item 2. Properties.

         (D) Item 3. Legal Proceedings.

         (E) Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

         Not Applicable.

                                     PART II


         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A)  Item 5.  Market for Registrant's Common Equity, Related
                       Stockholder Matters and Issuer Purchases of Equity Securities.

         (B)  Item 6.  Selected Financial Data.

         (C)  Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

         (D)  Item 7A. Quantitative and Qualitative Disclosures About Market
                       Risk.

         (E)  Item 8.  Financial Statements and Supplementary Data.

         (F)  Item 9.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.

         (G)  Item 9A. Controls and Procedures.

Item 9B. Other Information.

         Not Applicable.

                                    PART III

         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A)  Item 10. Directors, Executive Officers and Corporate Governance.

         (B)  Item 11. Executive Compensation.

         (C)  Item 12. Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters.

         (D)  Item 13. Certain Relationships and Related Transactions, and
                       Director Independence.

         (E)  Item 14. Principal Accounting Fees and Services.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

         (a)    (1)   Not Applicable.

                (2)   Not Applicable.

                (3) The exhibits filed in response to Item 601 of Regulation S-K (229.405 of this chapter) are listed in the Exhibit Index.

         (b) The exhibits filed in response to Item 601 of Regulation S-K (229.405 of this chapter) are listed in the Exhibit Index.

         (c)    Not Applicable.



    SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J
                                 TO FORM 10-K:
               ---------------------------------------------------

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

         Not Applicable.


Items 1114(b)(2) of Regulation AB,
                Credit enhancement and other support, except for certain derivatives instruments (Financial Information regarding significant enhancement providers).

         The audited consolidated financial statements of Ambac Assurance Corporation and Subsidiaries as of December 31, 2007 and 2006 and for the twelve month periods ended December 31, 2007 and 2006, which appear as Exhibit 99.01 in Ambac Financial Group's Annual Report on Form 10-K for the period ended December 31, 2007 (filed on February 29, 2008) are incorporated by reference in this Form 10-K.


ITEM 1115(B) of Regulation AB, Certain derivatives instruments
                (Financial Information).

         Not Applicable.


Item 1117 of Regulation AB, Legal Proceedings.

         There are no legal proceedings pending, or proceedings known to be contemplated by governmental authorities, against the sponsor, the depositor, the servicer, the trustee, or the trust, or any property thereof, that is material to the holders of notes.

Item 1119 of Regulation AB,  Affiliations  and  Certain Relationships and
                             Related Transactions

        Origen Financial, Inc. owns 100% of the Registrant and the Originator, the Sponsor, the Servicer, the Subservicer and the Seller. The Bank of New York Trust Company, N.A. serves as both Indenture Trustee and Custodian.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

        See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.


Item 1123 of Regulation AB, Servicer Compliance Statement.

        See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Origen Manufactured Housing Contract Trust 2007-A

                By: Origen Financial L.L.C., as Servicer

                By: /s/ W. Anderson Geater, Jr.
                    -----------------------------------------
              Name: W. Anderson Geater, Jr.
             Title: Chief Financial Officer

              Date: March 14, 2008

                                  EXHIBIT INDEX

Exhibit       Description

 31.1         Rule 13a-14(d)/15d-14(d) Certification
              Section 302 Certification

 33.1 Assertion of Compliance with Applicable Servicing Criteria Origen Financial L.L.C.

 33.2         Assertion of Compliance With Applicable Servicing Criteria
              The Bank of New York and The Bank of New York Trust Company, N.A. as Indenture Trustee and Custodian

 34.1 Report of Independent Registered Public Accounting Firm Origen Financial L.L.C. - (Grant Thornton LLP)

 34.2         Report of Independent Registered Public Accounting Firm
              The Bank of New York and The Bank of New York Trust Company, N.A. as Indenture Trustee and Custodian - (KPMG LLP)

 35.1         Officer's Certificate Regarding Annual Statement of Compliance